Form 10-Q
period 2026-09-30
RPC INC
filed 2026-10-29
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 23, 2026, RPC, Inc. had 221,573,553 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2026, AND DECEMBER 31, 2025

(In thousands, except share and par value data)

	September 30,	December 31,
	2026	2025
ASSETS	(Unaudited)	(Note 1)
Cash and cash equivalents	$177,110	$209,974
Accounts receivable, net	387,094	327,668
Inventories	140,502	119,004
Income taxes receivable	572	6,302
Prepaid expenses	12,652	18,307
Other current assets	23,231	23,215
Total current assets	741,161	704,470
Property, plant and equipment, net	473,607	531,556
Operating lease right-of-use assets	19,259	24,094
Finance lease right-of-use assets	1,493	1,934
Goodwill	81,249	83,422
Other intangibles, net	61,011	97,499
Other assets	14,225	25,410
Total assets	$1,392,005	$1,468,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$135,972	$119,757
Accrued payroll and related expenses	34,987	38,636
Accrued insurance expenses	8,269	7,194
Accrued state, local and other taxes	7,062	3,543
Income taxes payable	2,517	787
Unearned revenue	—	13,233
Current portion of operating lease liabilities	5,685	7,606
Current portion of finance lease liabilities	917	977
Current portion of notes payable	10,000	20,000
Accrued expenses and other liabilities	5,414	5,419
Total current liabilities	210,823	217,152
Accrued insurance expenses	17,866	15,570
Notes payable	20,000	30,000
Operating lease liabilities	14,495	17,762
Finance lease liabilities	645	1,041
Other long-term liabilities	5,367	10,814
Deferred income taxes	55,870	76,875
Total liabilities	325,066	369,214
Commitments and contingencies (Note 14)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 349,000,000 shares authorized, 221,573,553 and 220,571,673 shares issued and outstanding in 2026 and 2025, respectively	22,157	22,057
Capital in excess of par value	—	—
Retained earnings	1,047,606	1,079,664
Accumulated other comprehensive loss	(2,824)	(2,550)
Total stockholders’ equity	1,066,939	1,099,171
Total liabilities and stockholders’ equity	$1,392,005	$1,468,385

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026, AND 2025

(In thousands except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues	$467,735	$447,103	$1,383,359	$1,200,789
COSTS AND EXPENSES:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	349,752	334,673	1,051,055	896,314
Selling, general and administrative expenses	50,813	44,628	150,543	127,952
Impairment charges	74,464	—	74,464	—
Acquisition related employment costs	7,292	6,467	21,875	13,021
Depreciation and amortization	42,658	44,098	128,494	122,068
Gain on disposition of assets, net	(3,471)	(3,563)	(6,690)	(7,288)
Operating (loss) income	(53,773)	20,800	(36,382)	48,722
Interest expense	(533)	(949)	(2,034)	(2,087)
Interest income	1,509	1,748	4,825	6,761
Other income, net	886	968	2,564	3,005
(Loss) income before income taxes	(51,911)	22,567	(31,027)	56,401
Income tax (benefit) provision	(9,982)	9,604	(2,028)	21,260
Net (loss) income	$(41,929)	$12,963	$(28,999)	$35,141

(Loss) earnings per share
Basic	$(0.20)	$0.06	$(0.14)	$0.16
Diluted	$(0.20)	$0.06	$(0.14)	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026, AND 2025

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net (loss) income	$(41,929)	$12,963	$(28,999)	$35,141
Other comprehensive (loss) income:
Foreign currency translation	(4)	(124)	(274)	174
Comprehensive (loss) income	$(41,933)	$12,839	$(29,273)	$35,315

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026, AND 2025

(In thousands)

(Unaudited)

	Nine months ended September 30, 2026
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2025	220,572	$22,057	$—	$1,079,664	$(2,550)	$1,099,171
Stock issued for stock incentive plans, net	1,607	161	3,337	—	—	3,498
Stock purchased and retired	(541)	(54)	(3,337)	(61)	—	(3,452)
Net income	—	—	—	855	—	855
Cash dividends ($0.04 per share)	—	—	—	(8,865)	—	(8,865)
Acquisition related employment costs, net of taxes	—	—	—	5,208	—	5,208
Foreign currency translation	—	—	—	—	(113)	(113)
Balance, March 31, 2026	221,638	22,164	—	1,076,801	(2,663)	1,096,302
Stock issued for stock incentive plans, net	19	2	4,182	—	—	4,184
Stock purchased and retired	—	—	(4,182)	4,182	—	—
Net income	—	—	—	12,075	—	12,075
Cash dividends ($0.04 per share)	—	—	—	(8,864)	—	(8,864)
Acquisition related employment costs, net of taxes	—	—	—	5,209	—	5,209
Foreign currency translation	—	—	—	—	(157)	(157)
Balance, June 30, 2026	221,657	22,166	—	1,089,403	(2,820)	1,108,749
Stock issued for stock incentive plans, net	(84)	(9)	3,791	—	—	3,782
Stock purchased and retired	—	—	(3,791)	3,789	—	(2)
Net loss	—	—	—	(41,929)	—	(41,929)
Cash dividends ($0.04 per share)	—	—	—	(8,865)	—	(8,865)
Acquisition related employment costs, net of taxes	—	—	—	5,208	—	5,208
Foreign currency translation	—	—	—	—	(4)	(4)
Balance, September 30, 2026	221,573	$22,157	$—	$1,047,606	$(2,824)	$1,066,939

	Nine months ended September 30, 2025
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2024	214,942	$21,494	$—	$1,059,625	$(2,828)	$1,078,291
Stock issued for stock incentive plans, net	1,501	150	2,629	—	—	2,779
Stock purchased and retired	(424)	(42)	(2,629)	(197)	—	(2,868)
Net income	—	—	—	12,030	—	12,030
Cash dividends ($0.04 per share)	—	—	—	(8,653)	—	(8,653)
Foreign currency translation	—	—	—	—	7	7
Balance, March 31, 2025	216,019	21,602	—	1,062,805	(2,821)	1,081,586
Stock issued for stock incentive plans, net	4,598	460	2,885	—	—	3,345
Stock purchased and retired	—	—	(2,885)	2,885	—	—
Net income	—	—	—	10,148	—	10,148
Cash dividends ($0.04 per share)	—	—	—	(8,825)	—	(8,825)
Acquisition related employment costs, net of taxes	—	—	—	4,470	—	4,470
Foreign currency translation	—	—	—	—	291	291
Balance, June 30, 2025	220,617	22,062	—	1,071,483	(2,530)	1,091,015
Stock issued for stock incentive plans, net	(43)	(4)	2,981	—	—	2,977
Stock purchased and retired	—	—	(2,981)	2,981	—	—
Net income	—	—	—	12,963	—	12,963
Cash dividends ($0.04 per share)	—	—	—	(8,822)	—	(8,822)
Acquisition related employment costs, net of taxes	—	—	—	4,384	—	4,384
Foreign currency translation	—	—	—	—	(124)	(124)
Balance, September 30, 2025	220,574	$22,058	$—	$1,082,989	$(2,654)	$1,102,393

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026, AND 2025

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net (loss) income	$(28,999)	$35,141
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	128,494	122,068
Stock-based compensation expense	11,464	9,101
Gain on disposition of assets, net	(6,690)	(7,288)
Deferred income tax (benefit) provision	(21,005)	12,090
Impairment charges	74,464	—
Acquisition related employment costs	21,875	13,021
Other non-cash adjustments	125	(79)
(Increase) decrease in assets:
Accounts receivable	(59,529)	(4,712)
Income taxes receivable	5,730	956
Inventories	(21,659)	(2,386)
Prepaid expenses	5,655	4,417
Other current assets	(181)	(1,613)
Retirement plan assets	—	(1,987)
Other non-current assets	4,935	(2,530)
(Decrease) increase in liabilities:
Accounts payable	15,069	(2,214)
Income taxes payable	1,730	364
Unearned revenue	(13,233)	(45,376)
Accrued payroll and related expenses	(3,624)	2,384
Accrued insurance expenses	1,075	1,147
Accrued state, local and other taxes	3,519	3,076
Other accrued expenses	(2,515)	261
Retirement plan liabilities	—	(410)
Long-term accrued insurance expenses	2,296	1,641
Other long-term liabilities	(3,264)	2,396
Net cash provided by operating activities	115,732	139,468

INVESTING ACTIVITIES
Capital expenditures	(110,727)	(117,780)
Proceeds from sale of assets	12,951	15,931
Purchase of business, net of cash and debt assumed	—	(165,656)
Net cash used for investing activities	(97,776)	(267,505)

FINANCING ACTIVITIES
Payment of dividends	(26,594)	(26,300)
Repayment of debt	(20,000)	(4,502)
Cash paid for common stock purchased and retired	(3,454)	(2,868)
Cash paid for finance lease	(772)	(806)
Net cash used for financing activities	(50,820)	(34,476)

Net decrease in cash and cash equivalents	(32,864)	(162,513)
Cash and cash equivalents at beginning of period	209,974	325,975
Cash and cash equivalents at end of period	$177,110	$163,462

Supplemental cash flows disclosure:
Income tax payments, net	$11,394	$8,030
Interest paid	$1,843	$1,723
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$8,572	$11,680

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    GENERAL

The accompanying unaudited consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries (“RPC” or “the Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements have been prepared in accordance with Accounting Standards Codification (ASC) Topic 810, “Consolidation” and Rule 3A-02(a) of Regulation S-X whereby all of the Company’s subsidiaries and investees where it has voting control are presented on a consolidated basis.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026.

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

ASU 2024-03: Income Statement (Topic 220): Disaggregation of Income Statement Expenses: The amendments in this ASU require public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the financial statements. These disclosures are effective beginning with 2027 annual reports, and interim reports beginning with the first quarter of 2028. Early adoption is permitted on either a prospective or retrospective basis. The Company is currently assessing the potential impact of adoption of these provisions on the consolidated financial statements.

3. ACQUISITION

On April 1, 2025 (the "Closing Date”), RPC, through its wholly owned subsidiary, Thru Tubing Solutions, Inc., completed the acquisition (the “Acquisition”) of Pintail Alternative Energy, LLC ("Pintail”). The supplemental pro forma financial information presented below has been prepared using the acquisition method of accounting and is based on the historical financial information of Pintail and RPC. This pro forma financial information does not necessarily represent what the combined company’s revenues or results of operations would have been had the acquisition been completed on January 1, 2024, nor is such information intended to be a projection of future operating results of the combined company.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides unaudited supplemental pro forma financial information for the nine months ended on September 30, 2025, as if the acquisition of Pintail had occurred on January 1, 2024. The unaudited pro forma information includes incremental depreciation expense related to fair value adjustments to property, plant and equipment, amortization of intangible assets acquired, removal of non-recurring transaction costs directly associated with the Acquisition, and interest expense on the Seller Note, as well as the Acquisition related employment costs associated with the Contingent Consideration and Redistribution Payments. The unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may be associated with the acquisition, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Pintail.

Nine months ended September 30,
2025
(in thousands)
Revenues	$1,308,541
Net income	32,680

4. IMPAIRMENT CHARGES

Pintail asset group valuation at the time of acquisition reflected certain expectations regarding customer wireline activity, pricing, operating margins and future cash flows. Subsequent to the April 1, 2025, acquisition, Pintail experienced persistent customer pricing weakness, lower wireline activity levels, and increased wireline costs. These factors represented a significant adverse change in Pintail’s operating environment that resulted in operating performance and cash flows being below acquisition-date expectations. During the third quarter of 2026, indicators existed that the carrying amount of the Pintail asset group might not be fully recoverable due to continued pricing weakness, lower customer wireline activity and cost pressure. As a result, the Company evaluated the triggering event indicators in accordance with ASC 360 - Property, Plant and Equipment, and performed a recoverability assessment of Pintail’s long-lived asset group as of August 31, 2026 (“Assessment Date”). The Company determined that the operating equipment was the primary asset class in the Pintail asset group and its remaining weighted average useful life was used in determining the period over which undiscounted cash flows were evaluated. Based on actual results and updated forecasts, the estimated undiscounted cash flows were less than the carrying amount of the asset group. Therefore, in accordance with ASC 360, the Company measured the impairment based on the amount by which the carrying amount of the asset group exceeded its estimated fair value.

The Company estimated the fair value of the Pintail asset group as of the Assessment Date, with assistance from an independent third-party valuation specialist, using an income approach based on discounted projected cash flows. Management was responsible for the fair value estimate and the underlying forecasts and assumptions. The Company used internal forecasts which included estimates of future revenues, operating margins, capital expenditures, working capital requirements and long-term growth rates.

The Company recorded a non-cash impairment charge for the amount by which the asset group’s carrying amount exceeded its estimated fair value as of the Assessment Date. The impairment charge was allocated to the long-lived assets within the asset group, subject to the requirement that the carrying amount of an individual asset not be reduced below its estimated fair value when determinable. In determining the impairment allocated to property, plant and equipment, the Company estimated fair value floors by applying class-level factors to the net book value of each asset class. These factors were developed primarily through a sampling analysis that compared selected assets to secondary-market prices for similar equipment, adjusted for differences in age, configuration and other asset-specific characteristics. Where sufficient direct market data was unavailable, the factors were developed using market results for related equipment or estimates based on the assets’ characteristics and expected resale marketability.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-cash impairment charges, before income taxes, were allocated to the long-lived assets for the three and nine months ended September 30, 2026, as follows:

(in thousands)
Customer relationships	$51,167
Trade names	7,083
Property, plant and equipment	16,214
Impairment charges	$74,464

All of the impairment charges related to assets within the Technical Services reportable segment. The Company evaluated whether the circumstances giving rise to the impairment represented a triggering event for goodwill at the Technical Services reporting-unit level and concluded that an interim goodwill impairment test was not required.

The nonrecurring fair value measurement of the Pintail asset group was approximately $78.9 million as of August 31, 2026, based primarily on significant unobservable inputs and therefore was classified within Level 3 of the fair value hierarchy. The Company used a weighted average cost of capital of 14.5% and a residual growth rate of (2.0)% in estimating fair value. The negative 2% residual growth rate reflects management’s expectations regarding Pintail’s longer-term customer activity and pricing weakness.

The significant assumptions used in determining fair value reflect estimates regarding Pintail’s future operating performance and market-participant assumptions. The estimated fair value of the asset group would have been lower if forecasted cash flows or the residual growth rate were lower or if the discount rate was higher. Conversely, the estimated fair value would have been higher if forecasted cash flows or the residual growth rate were higher or if the discount rate was lower. The Company’s estimates and assumptions regarding the unobservable inputs are subject to change as a result of changes in market and economic conditions and Pintail’s future operating performance.

The full extent of the impact of Pintail’s continued pricing weakness on the business, financial condition, results of operations or cash flows as well as the pace or extent of any subsequent recovery cannot be reasonably predicted at this time. If the Pintail asset group’s future operating performance is lower than the assumptions used in the estimation of fair value, the Company may record further asset impairments.

5.    REVENUES

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

	September 30,	December 31,
	2026	2025
(in thousands)
Unbilled trade receivables	$59,400	$46,817

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.    STOCK-BASED COMPENSATION

The Company has issued various forms of stock incentives, including incentive and non-qualified stock options, time-lapse restricted shares and performance share unit awards under its Stock Incentive Plans to officers, selected employees and non-employee directors.

As of September 30, 2026, there were 3,468,252 shares available for grant under the Company’s 2024 Stock Incentive Plan.

7. DEPRECIATION AND AMORTIZATION

Depreciation and amortization disclosed in the Consolidated Statements of Operations related to the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
(in thousands)
Cost of revenues	$37,021	$38,383	$111,594	$107,408
Selling, general and administrative expenses	5,637	5,715	16,900	14,660
Total	$42,658	$44,098	$128,494	$122,068

8.  INCOME TAXES

The Company calculates its interim income tax provision or benefit under ASC 740, Income Taxes (“ASC 740”) by computing an estimated annual effective tax rate and applying the rate to year-to-date pretax income or loss and adjusting for discrete items including changes to prior-period estimates. For the quarter ended September 30, 2026, the Company excluded the impairment charges from the calculation of its annual effective tax rate pursuant to the provisions of ASC 740-270-30-12. The Company evaluated and concluded that the impairment charges were a significant and infrequently occurring item and excluding the impairment charges from the annual effective tax rate results in the recognition of the tax effect of such charges in the period when they are recorded.

For the three months ended September 30, 2026, the effective rate reflects a benefit of 19.2% compared to a provision of 42.6% for the comparable period in the prior year. For the nine months ended September 30, 2026, the effective rate reflects a benefit of 6.5% compared to a provision of 37.7% for the comparable period in the prior year. The change in the effective tax rate was primarily due to the impact of unfavorable permanent differences in relation to a pretax loss in 2026, compared to pretax income in 2025. In addition, the tax effect of the impairment charges totaling approximately $17.1 million was recorded as a discrete item and included in the effective rate for the quarter.

9.    EARNINGS PER SHARE

Basic and diluted earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding during the respective periods. In addition, the Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and are therefore considered participating securities. Dilutive securities were excluded from the computation of loss per share because their inclusion would have been anti-dilutive in periods of net reported loss.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows the restricted shares of common stock outstanding issued to employees and as stock consideration as part of the Pintail acquisition (participating securities) and a reconciliation of outstanding weighted average shares:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
(in thousands)
Net (loss) income available for stockholders	$(41,929)	$12,963	$(28,999)	$35,141
Less: Adjustments for earnings attributable to participating securities	(204)	(489)	(859)	(986)
Net (loss) income used in calculating earnings per share	$(42,133)	$12,474	$(29,858)	$34,155

Weighted average shares outstanding (including participating securities)	221,628	220,575	221,540	218,959
Adjustment for participating securities	(6,628)	(8,331)	(7,415)	(4,054)
Shares used in calculating basic and diluted earnings per share	215,000	212,244	214,125	214,905

10. ACCOUNTS RECEIVABLE

Accounts receivable, net consists of the following:

	September 30,	December 31,
	2026	2025
(in thousands)
Trade receivables:
Billed	$331,645	$281,918
Unbilled	59,400	46,817
Other receivables	4,807	5,955
Total	395,852	334,690
Less: allowance for credit losses	(8,758)	(7,022)
Accounts receivable, net	$387,094	$327,668

Trade receivables relate to revenues generated from equipment and services, for which credit is extended based on our evaluation of the customer’s creditworthiness. Unbilled receivables represent revenues earned but not billed to the customer until future dates, usually within one month. Other receivables consist primarily of net amounts receivable from an agent that operates internationally, as well as amounts due from the favorable resolution of state tax audits and rebates due from suppliers.

11.    CURRENT EXPECTED CREDIT LOSSES

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

	Nine months ended
	September 30,
	2026	2025
(in thousands)
Beginning balance	$7,022	$7,906
Provision for current expected credit losses	2,521	980
Write-offs	(813)	(1,291)
Recoveries collected (net of expenses)	28	98
Ending balance	$8,758	$7,693

12.    INVENTORIES

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

	September 30,	December 31,
(in thousands)	2026	2025
Raw materials and supplies	$129,627	$109,259
Finished goods	10,875	9,745
Total inventory	$140,502	$119,004

13. OTHER INTANGIBLES, NET

Intangible assets are amortized over their legal or estimated useful life. The following table provides a summary of the gross carrying value and accumulated amortization by each major intangible asset class as of September 30, 2026, and December 31, 2025:

		September 30, 2026		December 31, 2025
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(in thousands)
Finite-lived intangibles:
Customer relationships (1)	10	$34,189	$(6,878)	$93,700	$(8,778)
Trade names and trademarks (1)	10	6,867	(1,861)	12,819	(1,816)
Software licenses	3	5,350	(4,563)	5,350	(3,776)
Intangible assets currently being amortized		46,406	(13,302)	111,869	(14,370)

Costs related to internal use software (2)		27,907	—	—	—

Other intangibles		$74,313	$(13,302)	$111,869	$(14,370)

(1)	Current balances reflect the impact of the impairment charges recorded in the third quarter of 2026. See Note titled "Impairment charges" for additional information. In addition, the Company evaluated the remaining useful life of the intangibles that were subject to impairment and concluded that no changes were warranted as the Company continues to service Pintail customers and use the trade names in continuing operations of the Pintail asset group.
(2)	Amortization of these costs will begin when the asset is placed in service per the Company’s policy on internal-use software. As of December 31, 2025, $18.7 million of such costs were included in Property, plant and equipment and have not been reclassified.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization expense for each of the periods presented follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
(in thousands)
Amortization of finite-lived intangible assets	$2,638	$3,609	$8,546	$7,219

Estimated future amortization expense based on balances as of September 30, 2026, is as follows: approximately $1.2 million in the remainder of 2026, approximately $4.1 million in each of the years 2027 through 2031.

14.     COMMITMENTS AND CONTINGENCIES

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

15.    NOTES PAYABLE

The Company has a Credit Agreement which provides for a line of credit up to $100 million, including a $35 million letter of credit sub-facility, and a $35 million swingline sub-facility. The Credit Agreement covenants contain customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items, as well as providing for acceleration of amounts due upon the occurrence of certain specified events of default. The Credit Agreement also includes a full and unconditional guarantee by the Company's 100% owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of the Company and its subsidiaries. Certain of the Company’s minor subsidiaries are not guarantors. Additionally, the Credit Agreement permits the issuance of letters of credit in currencies other than U.S. dollars.

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

The Company incurred approximately $258 thousand of costs associated with the Credit Agreement. These costs are being amortized to interest expense over the remaining term of the loan, and the unamortized balance is classified as part of non-current other assets. As of September 30, 2026, RPC had no outstanding borrowings under the revolving credit facility, and letters of

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

credit outstanding relating to self-insurance programs and contract bids totaled $18.2 million; therefore, a total of $81.8 million of the facility was available.

The Company assumed a Seller Note as part of the Pintail acquisition. Interest incurred includes interest on the Seller Note, facility fees on the unused portion of the revolving credit facility and the amortization of loan costs. Interest paid includes amounts due on the Seller Note and the credit facility. These amounts are presented below for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
(in thousands)
Interest incurred	$501	$880	$1,932	$1,831
Interest paid	508	848	1,843	1,723

16.  FAIR VALUE DISCLOSURES

The various inputs used to measure assets and liabilities at fair value establish a hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three broad levels as follows:

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

The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the quarter ended September 30, 2026, there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at September 30, 2026, and December 31, 2025. Borrowings under our revolving credit facility and interest on the Seller Note are typically based on the quote from the lender (level 2 inputs), which approximates fair value, and bear variable interest rates as described in the Note titled “Notes Payable”. The Company is subject to interest rate risk, to the extent there are outstanding borrowings on the variable component of the interest rate.

The Company recognized impairment charges related to the Pintail asset group based on a nonrecurring fair value measurement classified within Level 3 of the fair value hierarchy. See Note titled “Impairment charges” for additional information on the fair value measurement, including the valuation technique and significant inputs used.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

Foreign
Currency
Translation
(in thousands)
Balance at December 31, 2025	$(2,550)
Change during the period:
Before-tax amount	(274)
Balance at September 30, 2026	$(2,824)

Foreign
Currency
Translation
(in thousands)
Balance at December 31, 2024	$(2,828)
Change during the period:
Before-tax amount	174
Balance at September 30, 2025	$(2,654)

18. CASH PAID FOR COMMON STOCK PURCHASED AND RETIRED

The Company has a stock buyback program with authorization to repurchase up to 49,578,125 shares in the open market. During the three months ended September 30, 2026, there were no shares repurchased by the Company in the open market. As of September 30, 2026, there were 12,768,870 shares remaining available for repurchase. The program does not have a preset expiration date. Repurchases of shares of the Company’s common stock may be made from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by the Company. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company's shares, general market and economic conditions, and other factors. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or discontinued at any time.

Shares purchased for withholding taxes represent taxes due upon vesting of time-based restricted share awards granted to employees.

Total share repurchases for each of the periods presented are detailed below:

	Nine months ended September 30, 2026			Nine months ended September 30, 2025
	No. of Shares	Avg. Price	Total Cost	No. of Shares	Avg. Price	Total Cost
(in thousands except per share data)
Shares purchased for withholding taxes	541	$6.38	$3,454	424	$6.76	$2,868

19.    BUSINESS SEGMENT AND ENTITY WIDE DISCLOSURES

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Support Services consists primarily of drill pipe and related tools, pipe handling, pipe inspection and storage services, and oilfield training services. The demand for these services tends to be influenced primarily by customer drilling-related activity levels.

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

Significant segment revenues, expenses and operating income by reportable segment for the three and nine months ended September 30, 2026, and 2025 are shown in the following tables:

	Three months ended September 30,			Nine months ended September 30,
	Technical	Support		Technical	Support
	Services	Services	Total	Services	Services	Total
(in thousands)
2026
Revenues	$444,234	$23,501	$467,735	$1,316,631	$66,728	$1,383,359

Employment costs (1)	100,723	5,287	106,010	298,973	15,917	314,890
Materials and supplies	129,038	883	129,921	409,585	2,793	412,378
Maintenance & repairs	56,884	2,963	59,847	156,555	8,974	165,529
Fleet and transportation	17,594	751	18,345	55,759	2,594	58,353
Other cost of revenues (2)	34,487	1,142	35,629	96,427	3,478	99,905
Cost of revenues (exclusive of depreciation and amortization)	$338,726	$11,026	$349,752	$1,017,299	$33,756	$1,051,055

Employment costs (1)	19,881	2,847	22,728	54,310	8,227	62,537
Enterprise shared services (3)	9,323	431	9,754	28,560	1,334	29,894
Other selling, general and administrative expenses (4)	9,082	1,349	10,431	28,153	4,624	32,777
Selling, general and administrative expenses	$38,286	$4,627	$42,913	$111,023	$14,185	$125,208

Segment depreciation and amortization	38,357	4,280	42,637	115,904	12,528	128,432
Segment operating income	$28,865	$3,568	$32,433	$72,405	$6,259	$78,664
Unallocated corporate expenses (5)			7,921			25,397
Acquisition related employment costs			7,292			21,875
Impairment charges (6)			74,464			74,464
Gain on disposition of assets, net			(3,471)			(6,690)
Operating loss			$(53,773)			$(36,382)

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended September 30,			Nine months ended September 30,
	Technical	Support		Technical	Support
	Services	Services	Total	Services	Services	Total
(in thousands)
2025
Revenues	$422,206	$24,897	$447,103	$1,130,804	$69,985	$1,200,789

Employment costs (1)	102,133	5,749	107,882	277,019	16,316	293,335
Materials and supplies	113,119	984	114,103	298,586	2,779	301,365
Maintenance & repairs	59,967	3,444	63,411	155,483	8,990	164,473
Fleet and transportation	14,140	793	14,933	37,749	2,281	40,030
Other cost of revenues (2)	33,155	1,189	34,344	93,471	3,640	97,111
Cost of revenues (exclusive of depreciation and amortization)	$322,514	$12,159	$334,673	$862,308	$34,006	$896,314

Employment costs (1)	17,465	2,620	20,085	48,015	7,737	55,752
Enterprise shared services (3)	6,824	207	7,031	25,969	1,092	27,061
Other selling, general and administrative expenses (4)	9,944	2,240	12,184	23,817	4,358	28,175
Selling, general and administrative expenses	$34,233	$5,067	$39,300	$97,801	$13,187	$110,988

Segment depreciation and amortization	41,011	3,067	44,078	111,121	10,888	122,009
Segment operating income	$24,448	$4,604	$29,052	$59,574	$11,904	$71,478
Unallocated corporate expenses (5)			5,348			17,023
Acquisition related employment costs			6,467			13,021
Gain on disposition of assets, net			(3,563)			(7,288)
Operating income			$20,800			$48,722

(1)	Employment costs include employee payroll, share-based compensation, bonuses and amounts related to benefits for each of the income statement items. Additional employment costs are included within the Enterprise shared services amount.
(2)	Includes expenses related to rent, travel, insurance and other costs.
(3)	Includes costs incurred at the enterprise level that are allocated to each reportable segment based on payroll cost, headcount and revenues.
(4)	Includes professional fees, utilities, travel and entertainment and other costs.
(5)	Unallocated corporate expenses are included in Selling, general and administrative expenses and Depreciation and amortization at the consolidated level.
(6)	All of the impairment charges related to Technical Services. See Note titled “Impairment charges” for additional information.

The table below shows the reconciliation of segment totals to the consolidated level:

	Technical	Support	Segment	Unallocated	Consolidated
Three months ended September 30,	Services	Services	Total	Total	Total
(in thousands)
2026
Selling, general and administrative expenses	$38,286	$4,627	$42,913	$7,900	$50,813
Depreciation and amortization	38,357	4,280	42,637	21	42,658
Capital expenditures (1)	32,201	7,625	39,826	64	39,890
Total assets, end of period (2)	$1,035,299	$104,070	$1,139,369	$252,636	$1,392,005
2025
Selling, general and administrative expenses	$34,233	$5,067	$39,300	$5,328	$44,628
Depreciation and amortization	41,011	3,067	44,078	20	44,098
Capital expenditures (1)	32,838	8,676	41,514	943	42,457
Total assets, end of period (2)	$1,114,712	99,455	$1,214,167	$284,629	$1,498,796

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Technical	Support	Segment	Unallocated	Consolidated
Nine months ended September 30,	Services	Services	Total	Total	Total
(in thousands)
2026
Selling, general and administrative expenses	$111,023	$14,185	$125,208	$25,335	$150,543
Depreciation and amortization	115,904	12,528	128,432	62	128,494
Capital expenditures (1)	88,563	18,869	107,432	3,295	110,727
2025
Selling, general and administrative expenses	$97,801	$13,187	$110,988	$16,964	$127,952
Depreciation and amortization	111,121	10,888	122,009	59	122,068
Capital expenditures (1)	91,329	23,770	115,099	2,681	117,780

(1)	Unallocated total primarily relates to corporate and enterprise services capital expenditures.
(2)	Unallocated total primarily consists of cash and cash equivalents of $177.1 million and $163.5 million managed at corporate as of September 30, 2026 and 2025 respectively.

The following summarizes revenues for the United States and separately for all international locations combined for the three and nine months ended September 30, 2026, and 2025. The revenues are based on the location of the use of the equipment or services. Assets related to international operations are less than 10% of RPC’s consolidated assets and therefore are not presented.

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
(in thousands)
United States revenues	$457,563	$439,204	$1,357,307	$1,176,430
International revenues	10,172	7,899	26,052	24,359
Total revenues	$467,735	$447,103	$1,383,359	$1,200,789

Segment Revenues:

RPC’s operating segment revenues by major service lines are shown in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
(in thousands)
Technical Services:
Pressure Pumping	$144,466	$124,769	$425,111	$367,583
Downhole Tools	114,891	105,024	337,473	298,476
Wireline	81,803	104,863	273,610	212,705
Coiled Tubing	48,788	42,465	127,865	110,085
Cementing	26,648	24,192	81,475	79,479
Nitrogen	9,043	7,283	23,779	23,345
Snubbing	10,029	6,473	26,865	21,225
All other	8,566	7,137	20,453	17,906
Total Technical Services	444,234	422,206	1,316,631	1,130,804

Support Services:
Rental Tools	17,787	18,737	48,284	52,094
All other	5,714	6,160	18,444	17,891
Total Support Services	23,501	24,897	66,728	69,985

Total revenues	$467,735	$447,103	$1,383,359	$1,200,789

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

20. SUBSEQUENT EVENT

Dividends

On October 27, 2026, the Board of Directors declared a regular quarterly cash dividend of $0.04 per share payable December 10, 2026, to common stockholders of record at the close of business on November 10, 2026.

RPC, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this document. See also Forward-Looking Statements on page 32.

RPC, Inc. (“RPC” or “the Company”) provides a broad range of specialized oilfield services primarily to independent and major oilfield companies engaged in exploration, production and development of oil and gas properties throughout the United States, including the Gulf of America, mid-continent, southwest, Rocky Mountain and Appalachian regions, and in selected international locations. The Company’s revenues and profits are generated by providing equipment and services to customers who operate oil and gas properties and invest capital to drill new wells and enhance production or perform maintenance on existing wells. We continuously monitor factors that impact current and expected customer activity levels, such as the prices of oil and natural gas, changes in pricing for our services and equipment, and utilization of our equipment and personnel. Our financial results are affected by geopolitical factors such as political instability in the petroleum-producing regions of the world, the Iran war and related blockade of the Strait of Hormuz and other oil transportation shipping lanes, the actions of OPEC and other oil-producing nations, overall economic conditions and weather in the United States, the prices of oil and natural gas, other shifting trends in our industry, and our customers’ drilling and production activities.

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2025, is incorporated herein by reference.

In connection with the preparation of our third quarter financial statements, we recorded non-cash impairment charges of $74.5 million related to Pintail, reflecting the excess of the carrying amount of Pintail’s asset group over its estimated fair value. Pintail’s persistent pricing weakness, lower activity and cost pressure led management to conclude that the carrying amount of the Pintail asset group was not fully recoverable. Of the total impairment charges, $58.3 million related to Pintail’s Other intangible assets, net with the remaining $16.2 million related to Property, plant and equipment.

During the third quarter of 2026, total revenues of $467.7 million increased by $20.6 million or 4.6% compared to the same period in the prior year. Operating loss was $53.8 million for the three months ended September 30, 2026, compared to operating income of $20.8 million for the same period of 2025. Net loss for the three months ended September 30, 2026, was $41.9 million, or a loss of $0.20 per share compared to net income of $13.0 million, or $0.06 diluted earnings per share in the same period of 2025. Net cash provided by operating activities decreased to $115.7 million for the nine months ended September 30, 2026, compared to $139.5 million for the same period of 2025, primarily due to working capital increases associated with higher activity levels.

As of September 30, 2026, there were no outstanding borrowings under our credit facility.

How We Evaluate Our Operations

We use Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), Adjusted EBITDA, Adjusted EBITDA margin and Free cash flow, all non-GAAP measures, to evaluate and analyze the operating performance of our businesses. See section titled Non-GAAP financial measures for Adjusted EBITDA, Adjusted EBITDA margin and Free cash flow computations.

These measures should not be considered in isolation or as a substitute for performance or liquidity measures prepared in accordance with GAAP. Management believes that presenting these non-GAAP measures, other than Free cash flow, enables investors to compare the operating performance of our core business consistently over various time periods, without regard to impairment charges, acquisition related employment costs and changes in estimated lives for purchases of wireline cables, and in the case of Adjusted EBITDA and Adjusted EBITDA margin, without regard to changes in our capital structure. Management believes that Free cash flow, which measures our ability to generate additional cash from our business operations, is an important financial measure for use in evaluating RPC's liquidity. Free cash flow should be considered in addition to, rather than as a substitute for, net cash provided by operating activities as a measure of our liquidity. Additionally, RPC’s definition of Free cash flow is limited, in that it does not represent residual cash flows available for discretionary expenditures, due to the fact that the measure does not deduct the payments required for debt service and other contractual obligations or payments made for business acquisitions. Therefore, management believes it is important to view Free cash flow as a measure that provides supplemental information to our Consolidated Statements of Cash Flows.

RPC, INC. AND SUBSIDIARIES

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

See “Non-GAAP Financial Measures-- Reconciliation of GAAP and non-GAAP Financial Measures” below for reconciliations of EBITDA and Adjusted EBITDA to net income; Adjusted EBITDA margin to net income margin, the most directly comparable financial measures calculated and presented in accordance with GAAP; and a reconciliation of Free Cash Flow to Cash Provided by Operating Activities, the most directly comparable liquidity measure calculated and presented in accordance with GAAP.

Results of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
(in thousands, except for percentages)
Revenues by business segment:
Technical	$444,234	$422,206	$1,316,631	$1,130,804
Support	23,501	24,897	66,728	69,985
Total revenues	467,735	447,103	1,383,359	1,200,789

Cost of revenues (exclusive of depreciation and amortization shown separately below)	349,752	334,673	1,051,055	896,314
Selling, general and administrative expenses	50,813	44,628	150,543	127,952
Impairment charges	74,464	—	74,464	—
Acquisition related employment costs	7,292	6,467	21,875	13,021
Depreciation and amortization	42,658	44,098	128,494	122,068
Gain on disposition of assets, net	(3,471)	(3,563)	(6,690)	(7,288)
Other income, net	(886)	(968)	(2,564)	(3,005)
Interest expense	533	949	2,034	2,087
Interest income	(1,509)	(1,748)	(4,825)	(6,761)
Income tax (benefit) provision	(9,982)	9,604	(2,028)	21,260
Net (loss) income	$(41,929)	$12,963	$(28,999)	$35,141

Net (loss) income margin	(9.0)%	2.9%	(2.1)%	2.9%
Net cash provided by operating activities	$41,125	$46,525	$115,732	$139,468

Non-GAAP Financial Measures
EBITDA	$(10,229)	$65,866	$94,676	$173,795
Adjusted EBITDA	71,527	67,802	191,015	177,565
Adjusted EBITDA margin	15.3%	15.2%	13.8%	14.8%
Free cash flow	$1,235	$4,068	$5,005	$21,688

THREE MONTHS ENDED SEPTEMBER 30, 2026, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2025

Revenues. Revenues of $467.7 million for the three months ended September 30, 2026, increased 4.6% compared to the three months ended September 30, 2025. The increase in revenues was primarily due to increased activity in pressure pumping, downhole tools and coiled tubing, partially offset by decreased wireline activity. Management believes the oilfield services completion market continues to be oversupplied, and efficiency gains are contributing to excess capacity in the industry. Although slight improvements in some service lines were realized during the quarter, overall industry challenges continued to affect activity levels, asset utilization and pricing. International revenues represented 2.2% of total revenues in the third quarter of 2026, an increase compared to 1.8% in the same period of the prior year. We believe that international revenues will continue to be less than 10% of RPC’s consolidated revenues in the foreseeable future.

RPC, INC. AND SUBSIDIARIES

During the third quarter of 2026, the average price of oil was 30.7% higher due to Middle East supply disruptions, while the average price of natural gas was 5.3% lower, compared to the same period in the prior year. The average domestic rig count (Source: Baker Hughes Company) for the three months ended September 30, 2026, was 9.1% higher than in the same period in 2025.

Technical Services segment revenues for the third quarter of 2026 increased by 5.2% compared to the same period of the prior year due primarily to increased activities in pressure pumping, downhole tools and coiled tubing. Support Services segment revenues for the third quarter of 2026 decreased by 5.6% compared to the same period in the prior year, primarily due to job mix.

Technical Services reported operating income, excluding the non-cash $74.5 million Pintail impairment, of $28.9 million in the third quarter of 2026, an increase of 18.0% compared to the third quarter of 2025. The increase in Technical Services operating income, excluding the impairment, was primarily due to an increase in downhole tools, coiled tubing and pressure pumping profitability and activity, partially offset by a decrease in wireline profitability and activity. Support Services reported operating income of $3.6 million for the third quarter of 2026, a decrease of 22.5% compared to the prior-year period, primarily due to job mix.

Cost of revenues. Cost of revenues increased 4.5% to $349.8 million for the three months ended September 30, 2026, compared to $334.7 million for the three months ended September 30, 2025, primarily due to increases in expenses consistent with higher activity levels. In accordance with Staff Accounting Bulletin (“SAB”) Topic 11.B, cost of revenues presented on the Consolidated Statements of Operations excludes depreciation and amortization totaling $37.0 million for the third quarter of 2026 compared to $38.4 million for the third quarter of 2025.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $50.8 million for the three months ended September 30, 2026, compared to $44.6 million for the three months ended September 30, 2025, primarily due to an increase in variable expenses consistent with higher activity levels, coupled with an increase in incentive compensation.

Impairment charges. Non-cash impairment charges of $74.5 million related to Pintail, reflecting the excess of the carrying amount of Pintail’s asset group over its estimated fair value. Pintail’s persistent pricing weakness, lower activity and cost pressure led management to conclude that the carrying amount of the Pintail asset group was not fully recoverable. Of the total impairment charges, $58.3 million related to Other intangible assets, net with the remaining $16.2 million related to Property, plant and equipment.

Acquisition related employment costs. Acquisition related employment costs of $7.3 million represent non-cash accounting adjustments for costs related to the Pintail acquisition that are contingent upon continued employment of certain Pintail employees. These costs include the stock consideration and 50% of the Seller Note paid to the seller as part of the acquisition of Pintail that is contingent on the seller’s continued employment. Also included are redistribution payments paid by the seller out of closing cash, the reimbursement of which is subject to continued employment with RPC. These costs are amortized over a three-year period.

Depreciation and amortization. Depreciation and amortization decreased 3.3% to $42.7 million for the three months ended September 30, 2026, compared to $44.1 million for the three months ended September 30, 2025.

Gain on disposition of assets, net. Gain on disposition of assets, net was $3.5 million for the three months ended September 30, 2026, compared to $3.6 million for the three months ended September 30, 2025. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $886 thousand for the three months ended September 30, 2026, compared to $968 thousand for the same period in the prior year.

Interest expense and interest income. Interest expense decreased to $533 thousand for the three months ended September 30, 2026, compared to $949 thousand for the three months ended September 30, 2025. Interest expense decreased primarily due to the principal reduction of the note payable related to the Pintail acquisition. Interest expense includes interest on the Seller Note, facility fees on the unused portion of the credit facility and the amortization of related loan costs. Interest income decreased to $1.5 million from $1.7 million in the prior year due to a slightly lower average cash balance.

Income tax (benefit) provision. Income tax benefit was $10.0 million during the three months ended September 30, 2026 compared to $9.6 million tax provision for the same period in the prior year. The effective tax rate reflects a benefit of 19.2% for the three months ended September 30, 2026, compared to a provision of 42.6% for the same period in the prior year. The change in the effective tax rate was primarily due to the impact of unfavorable permanent differences in relation to a pretax loss in 2026, which

RPC, INC. AND SUBSIDIARIES

compared to pretax income in 2025. In addition, the effective rate includes the impact of impairment charges recorded in the third quarter.

Net (loss) income and (loss) per share, diluted earnings per share. Net loss was $41.9 million during the three months ended September 30, 2026, or $0.20 loss per share, compared to net income of $13.0 million during the three months ended September 30, 2025, or $0.06 diluted earnings per share.

Adjusted EBITDA and Adjusted EBITDA margin. Adjusted EBITDA was $71.5 million, and Adjusted EBITDA margin was 15.3% for the three months ended September 30, 2026, compared to $67.8 million and 15.2%, respectively, for the same period in the prior year.

Cash provided by operating activities and Free cash flow. Cash provided by operating activities was $41.1 million for the three months ended September 30, 2026, compared to $46.5 million for the three months ended September 30, 2025. The decrease in cash provided by operating activities is due primarily to unfavorable changes in working capital. Working capital was a use of cash during the three months ended September 30, 2026, primarily due to higher accounts receivable resulting from increased customer activity and timing of collections, and strategic inventory purchases including key components in short supply. Free cash flow was $1.2 million for the three months ended September 30, 2026, compared to $4.1 million for the three months ended September 30, 2025.

NINE MONTHS ENDED SEPTEMBER 30, 2026, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2025

Revenues. Revenues of $1.4 billion for the nine months ended September 30, 2026, increased 15.2% compared to the nine months ended September 30, 2025. The increase in revenues was primarily due to a full nine months of revenues from Pintail, which was acquired on April 1, 2025, coupled with revenue increases due to increased activity in pressure pumping, downhole tools and coiled tubing. Management believes the oilfield services completion market continues to be oversupplied, and efficiency gains are contributing to excess capacity in the industry. Although slight improvements in some service lines were realized during the current year, these challenges continued to impact activity levels, asset utilization and pricing. International revenues represented 1.9% of total revenues during the nine months ended September 30, 2026, compared to 2.0% in the same period of the prior year. We believe that international revenues will continue to be less than 10% of RPC’s consolidated revenues in the foreseeable future.

During the nine months ended September 30, 2026, the average price of oil was 25.0% higher due to Middle East supply disruptions, and the average price of natural gas was 2.4% higher, both compared to the same period in the prior year. The average domestic rig count (Source: Baker Hughes Company) for the nine months ended September 30, 2026, was essentially unchanged compared to the same period in 2025.

Technical Services segment revenues for the nine months ended September 30, 2026, increased by 16.4% compared to the same period of the prior year due primarily to the acquisition of Pintail, coupled with an increase in pressure pumping, downhole tools and coiled tubing revenues. Support Services segment revenues for the nine months ended September 30, 2026, decreased by 4.7% compared to the same period in the prior year, primarily due to job mix.

Technical Services reported operating income, excluding the non-cash $74.5 million Pintail impairment charge, during the nine months ended September 30, 2026, an increase of 21.5% compared to the prior year. The increase in Technical Services operating income, excluding the impairment, was primarily due to an increase in downhole tools, coiled tubing and pressure pumping activity. Support Services reported operating income of $6.3 million for the nine months ended September 30, 2026, a decrease of 47.4% compared to the same period of the prior year. The decrease in Support Services operating income was primarily due to job mix.

Cost of revenues. Cost of revenues increased 17.3% to $1.1 billion for the nine months ended September 30, 2026, compared to $896.3 million for the nine months ended September 30, 2025, primarily due to increases in expenses consistent with higher activity levels, coupled with the year-over-year impact of a full nine months of Pintail financial results. In accordance with SAB Topic 11.B, cost of revenues presented on the Consolidated Statements of Operations excludes depreciation and amortization totaling $111.6 million for the nine months ended September 30, 2026, compared to $107.4 million for the same period in the prior year.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $150.5 million for the nine months ended September 30, 2026, compared to $128.0 million for the nine months ended September 30, 2025, primarily due to an increase in variable expenses consistent with higher activity levels.

RPC, INC. AND SUBSIDIARIES

Impairment charges. Non-cash impairment charges of $74.5 million related to Pintail, reflecting the excess of the carrying amount of Pintail’s asset group over its estimated fair value. Pintail’s persistent pricing weakness, lower activity and cost pressure led management to conclude that the carrying amount of the Pintail asset group was not fully recoverable. Of the total impairment charges, $58.3 million related to Other intangible assets, net with the remaining $16.2 million related to Property, plant and equipment.

Acquisition related employment costs. Acquisition related employment costs of $21.9 million represent non-cash accounting adjustments for costs related to the Pintail acquisition that are contingent upon continued employment of certain Pintail employees. These costs include the stock consideration and 50% of the Seller Note paid to the seller as part of the acquisition of Pintail that is contingent on the seller’s continued employment. Also included are redistribution payments paid by the seller out of closing cash, the reimbursement of which is subject to continued employment with RPC. These costs are amortized over a three-year period.

Depreciation and amortization. Depreciation and amortization increased 5.3% to $128.5 million for the nine months ended September 30, 2026, compared to $122.1 million for the nine months ended September 30, 2025. Depreciation and amortization increased due to additional fixed assets and intangibles related to the Pintail acquisition, coupled with capital expenditures in the past year.

Gain on disposition of assets, net. Gain on disposition of assets, net was $6.7 million for the nine months ended September 30, 2026, compared to $7.3 million for the nine months ended September 30, 2025. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $2.6 million for the nine months ended September 30, 2026, compared to $3.0 million for the same period in the prior year.

Interest expense and interest income. Interest expense was $2.0 million for the nine months ended September 30, 2026, compared to $2.1 million for the nine months ended September 30, 2025. Interest expense includes interest on the Seller Note, facility fees on the unused portion of the credit facility and the amortization of related loan costs. Interest income decreased to $4.8 million from $6.8 million in the prior year due to a lower average cash balance, primarily due to the funding of the Pintail acquisition during the second quarter of 2025.

Income tax (benefit) provision. Income tax benefit was $2.0 million during the nine months ended September 30, 2026, compared to $21.3 million tax provision for the same period in the prior year. The effective tax rate reflects a benefit of 6.5% for the nine months ended September 30, 2026, compared to a provision of 37.7% for the same period in the prior year. The change in the effective tax rate was primarily due to the impact of unfavorable permanent differences in relation to a pretax loss in 2026, compared to pretax income in 2025. In addition, the effective rate includes the impact of impairment charges recorded in the third quarter.

Net (loss) income and (loss) per share, diluted earnings per share. Net loss was $29.0 million during the nine months ended September 30, 2026, or $0.14 loss per share, compared to net income of $35.1 million during the nine months ended September 30, 2025, or $0.16 diluted earnings per share.

Adjusted EBITDA and Adjusted EBITDA margin. Adjusted EBITDA was $191.0 million, and Adjusted EBITDA margin was 13.8% for the nine months ended September 30, 2026, compared to $177.6 million and 14.8%, respectively, for the same period in the prior year.

Cash provided by operating activities and Free cash flow. Cash provided by operating activities was $115.7 million for the nine months ended September 30, 2026, compared to $139.5 million for the nine months ended September 30, 2025. The decrease in cash provided by operating activities is due primarily to unfavorable changes in working capital. Working capital was a use of cash during the nine months ended September 30, 2026, primarily due to higher accounts receivable resulting from increased customer activity and timing of collections, and strategic inventory purchases including key components in short supply. Free cash flow was $5.0 million for the nine months ended September 30, 2026, compared to $21.7 million for the nine months ended September 30, 2025.

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

RPC, INC. AND SUBSIDIARIES

Set forth below are reconciliations of these non-GAAP measures with their most directly comparable GAAP measures.

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2026	2025	2026	2025
Reconciliation of Net (Loss) Income to EBITDA and Adjusted EBITDA
Net (loss) income	$(41,929)	$12,963	$(28,999)	$35,141
Adjustments:
Income tax (benefit) provision	(9,982)	9,604	(2,028)	21,260
Interest expense	533	949	2,034	2,087
Depreciation and amortization	42,658	44,098	128,494	122,068
Interest income	(1,509)	(1,748)	(4,825)	(6,761)
EBITDA	$(10,229)	$65,866	$94,676	$173,795

Wireline cable expenses	—	(4,531)	—	(9,251)
Impairment charges	74,464	—	74,464	—
Acquisition related employment costs	7,292	6,467	21,875	13,021
Adjusted EBITDA	$71,527	$67,802	$191,015	$177,565

Revenues	$467,735	$447,103	$1,383,359	$1,200,789

Net (loss) income margin(1)	(9.0)%	2.9%	(2.1)%	2.9%

Adjusted EBITDA margin(1)	15.3%	15.2%	13.8%	14.8%
(1)	Net (loss) income margin is calculated as net (loss) income divided by revenues. Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by revenues.

(Unaudited)	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2026	2025	2026	2025
Reconciliation of Cash Provided by Operating Activities to Free Cash Flow
Net cash provided by operating activities	$41,125	$46,525	$115,732	$139,468
Capital expenditures	(39,890)	(42,457)	(110,727)	(117,780)
Free cash flow	$1,235	$4,068	$5,005	$21,688

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents decreased $32.9 million to $177.1 million as of September 30, 2026, compared to cash and cash equivalents of $210.0 million as of December 31, 2025.

The following table sets forth the historical cash flows for the nine months ended September 30, 2026, and 2025:

	Nine months ended September 30,
	2026	2025
(In thousands)
Net cash provided by operating activities	$115,732	$139,468
Net cash used for investing activities	(97,776)	(267,505)
Net cash used for financing activities	$(50,820)	$(34,476)

Cash provided by operating activities for the nine months ended September 30, 2026, decreased by $23.7 million compared to the nine months ended September 30, 2025, primarily due to unfavorable changes in working capital. Changes in working capital were a

RPC, INC. AND SUBSIDIARIES

use of cash of $68.0 million during the nine months ended September 30, 2026, compared to a use of cash of $43.7 million in the same period last year. The most significant working capital component change during the nine months ended September 30, 2026, was a use of cash of $59.5 million in accounts receivable coupled with a use of cash of $21.7 million in inventories, partially offset by a source of cash of $15.1 million in accounts payable primarily due to an increase in activity levels. The changes in the other components of working capital were mainly due to the timing of payments and receipts.

Cash used for investing activities for the nine months ended September 30, 2026, decreased by $169.7 million compared to the nine months ended September 30, 2025, as cash was used to fund the Pintail acquisition during 2025. Capital expenditures were $110.7 million for the nine months ended September 30, 2026, a decrease compared to $117.8 million for the same period in 2025.

Cash used for financing activities for the nine months ended September 30, 2026, increased by $16.3 million compared to the nine months ended September 30, 2025, primarily due to a $20.0 million principal payment on the note payable during the second quarter of 2026.

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

The Company currently has a $100.0 million revolving credit facility that contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items, as well as providing for acceleration of amounts due upon the occurrence of certain specified events of default. The revolving credit facility includes a full and unconditional guarantee by the Company's 100% owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of the Company and its subsidiaries. Certain of the Company’s minor subsidiaries are not guarantors. The Credit Agreement’s maturity date is June 30, 2031, and the interest rate is based on Term Secured Overnight Financing Rate (Term SOFR). In addition, the terms of the agreement have a 1.00% per annum floor for Base Rate borrowings and permits the issuance of letters of credit in currencies other than U.S. dollars. As of September 30, 2026, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $18.2 million; therefore, a total of $81.8 million of the facility was available. The Company is currently in compliance with the credit facility financial covenants. For additional information with respect to RPC’s facility, see note to the consolidated financial statements titled “Notes Payable.”

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

Material Cash Requirements

The Company currently expects capital expenditures to be between $155 million and $175 million for 2026. We expect capital expenditures to be directed towards capitalized maintenance of our existing equipment and selected growth opportunities as well as the upgrade to our Enterprise Resource Planning (“ERP”) systems. For the nine months ended September 30, 2026, $110.7 million of capital expenditures had been incurred.

The Company continues its multi-year systems transformation program to upgrade its ERP systems and has capitalized some costs associated with systems implementation. We plan to continue the systems implementation through a phased approach.

As noted above, the Company assumed a Seller Note in connection with the Pintail Acquisition. The Seller Note matures on April 1, 2028, and provides for specified principal payments to be made annually through the third anniversary of the acquisition. The first

RPC, INC. AND SUBSIDIARIES

principal payment of $20 million was made during the second quarter of 2026. Interest on the Seller Note accrues at a variable rate equal to the SOFR for the applicable interest period, plus 2.0% per annum, or where applicable, at a specified default rate. For the third quarter of 2026, interest payments paid on the Seller Note totaled approximately $425 thousand. The Seller Note provides for principal reduction or cancellation upon certain events related to the employment of one of the sellers.

As of September 30, 2026, letters of credit outstanding relating to self-insurance programs and contract bids totaled $18.2 million.

The Company has ongoing sales and use tax audits in various jurisdictions subject to varying interpretations of statutes. The Company has recorded the exposure from these audits to the extent issues are resolved or are probable and reasonably estimated. These audits involve issues that could result in unfavorable outcomes that cannot be currently estimated.

The Company has a stock buyback program with authorization to repurchase up to 49,578,125 shares in the open market. There were no shares repurchased on the open market during the third quarter of 2026, and 12,768,870 shares remained available for repurchase under the current authorization as of September 30, 2026. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies. The stock buyback program does not have a predetermined expiration date.

On October 27, 2026, the Board of Directors declared a regular quarterly cash dividend of $0.04 per share payable December 10, 2026, to common stockholders of record at the close of business on November 10, 2026. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors.

Management expects to fund the foregoing obligations primarily from operating cash flows and existing cash, with the revolving credit facility providing added flexibility if needed.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices and employ skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees, especially if employment in the general economy increases. Increased activity can also result in supply disruptions and higher costs of certain materials and key equipment components used to provide services to the Company’s customers. Inflationary pressures across several expense categories, particularly labor, trucking and fuel, continue to create cost pressures.

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

RPC, INC. AND SUBSIDIARIES

OUTLOOK

RPC believes current commodity prices remain supportive of drilling and completion activity levels. While recent volatility in oil prices and broader macroeconomic uncertainty could cause customers to delay or modify planned activity, the Company has observed improving pricing trends and activity visibility in certain service lines. Recent geopolitical events in the Middle East have contributed to volatility in global energy markets and have affected the availability of certain energy supplies. Depending on the duration and scope of these conflicts, energy-related activity in other regions could benefit.

We continue to monitor the supply and demand for our services and the competitive environment, including trends such as increasing customer preferences for more efficient equipment. Increased efficiencies in oilfield completion services and equipment in recent years, particularly in pressure pumping, have contributed to oversupply in the oilfield services market. We believe that competition will remain intense.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

A group that includes Amy R. Kreisler and Timothy C. Rollins, each of whom is a director of the Company, certain of their family members, and certain companies under their and/or their family members’ control (“Control Group”), controls in excess of fifty percent of the Company’s voting power.

During the second quarter of 2026, Marine Products Corporation (“Marine Products”) merged (the “Marine Products Merger”) with MasterCraft Boat Holdings, Inc. (“MasterCraft”). Following the merger, the Control Group acquired a material interest in MasterCraft. As part of the merger, RPC entered into a Transition Services Agreement with MasterCraft to provide certain services through the remainder of 2026.

In addition, RPC provided certain administrative services to Marine Products pursuant to various agreements that defined the companies’ relationship, which were canceled on the closing date of the merger. Charges from RPC to both MasterCraft and Marine Products totaled $852 thousand for the nine months ended September 30, 2026, while the amounts charged to Marine Products for the nine months ended September 30, 2025, were $821 thousand.

The Company periodically purchases, in the ordinary course of business, products or services from suppliers that are owned by officers or significant stockholders of or affiliated with certain directors of RPC. The total amounts paid to these affiliated parties were $45 thousand for the nine months ended September 30, 2026, and $46 thousand for the nine months ended September 30, 2025. All of the related party transactions are reviewed and approved by a subcommittee of the Nominating and Corporate Governance Committee consisting of independent members, and/or in certain instances, by the Audit Committee or a subcommittee thereof.

Pursuant to the merger of Marine Products and MasterCraft, RPC and Marine Products Group, LLC (a subsidiary of MasterCraft) now own 50% each of a limited liability company, 255 RC LLC, that was created for the joint purchase and ownership of a corporate aircraft. RPC recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $129 thousand for the nine months ended September 30, 2026, compared to $138 thousand for the comparable period in 2025.

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

CRITICAL ACCOUNTING ESTIMATES

The discussion of Critical Accounting Estimates is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2025. There have been no significant changes in the critical accounting estimates since year-end.

RPC, INC. AND SUBSIDIARIES

During the third quarter of 2026, we recorded a non-cash impairment loss of $74.5 million allocated to the long-lived asset group related to Pintail in response to persistent customer pricing weakness, lower wireline activity levels, and increased wireline costs. See Note titled “Impairment charges” for additional information which is incorporated herein by reference.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “focus,” “plan,” “outlook,” and similar expressions generally identify forward-looking statements. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our equipment and services, trends in the industry, and other events and conditions that may influence the oilfield services market and our performance in the future. Forward-looking statements made elsewhere in this report also include, without limitation, statements regarding: our belief that operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, estimated future amortization expense, the impact of ongoing sales and use tax audits in various jurisdictions, the outcome of lawsuits, legal proceedings, claims and audits, interest rate risk, the impact on our financial results of geopolitical factors such as political instability in the petroleum-producing regions of the world, the actions of the OPEC oil cartel, overall economic conditions and weather in the United States, the prices of oil and natural gas, other shifting trends in our industry, and our customers’ drilling and production activities, the impact of global conflicts including the conflict involving Iran and the blockade of the Strait of Hormuz and other oil transportation shipping lanes, the timing and amount of repurchases of shares of the Company’s common stock, that we continuously monitor factors that impact current and expected customer activity levels, such as the prices of oil and natural gas, changes in pricing for our services and equipment, and utilization of our equipment and personnel, our belief that international revenues will continue to be less than 10% of RPC’s consolidated revenues in the foreseeable future, that the Company currently expects capital expenditures to be between $155 million and $175 million in 2026 and that we expect capital expenditures to be directed towards capitalized maintenance of our existing equipment and selected growth opportunities as well as the upgrade to our ERP systems, our plan to continue the ERP implementation through a phased approach, that we expect to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors, our expectation to fund obligations primarily from operating cash flows and existing cash, with the revolving credit facility providing added flexibility if needed, our belief that our existing cash and cash equivalents and overall strong capitalization are sufficient to meet our liquidity requirements for at least the next twelve months, and our expectation not to utilize our revolving credit facility to meet liquidity requirements in the near term, that our financial condition remains strong, exposure to market risk and expectations regarding its impact, our belief that competition will remain intense, that current commodity prices remain supportive of drilling and completion activity levels, that while recent volatility in oil prices and broader macroeconomic uncertainty could cause customers to delay or modify planned activity, the Company has observed improving pricing trends and activity visibility in certain service lines during recent months, that recent geopolitical events in the Middle East have contributed to volatility in the global energy markets and have affected the availability of certain energy supplies, and depending on the duration and scope of these conflicts, energy-related activity in other regions could benefit, and expectations regarding changes in internal controls. Such statements also include our estimates and projections regarding Pintail future operating performance and market participant assumptions relating to Pintail, used as assumptions in determining the fair value of the Pintail asset group, including but not limited to assuming a weighted average cost of capital of 14.5%; a residual growth rate of negative 2%, reflecting management’s current expectations regarding longer-term customer activity and continued pricing weakness with respect to Pintail operations.

RPC, INC. AND SUBSIDIARIES

Such forward-looking statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of RPC to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: the volatility of oil and natural gas prices; our concentration of customers in the energy industry and periodic downturns; our business depends on capital spending by our customers, many of whom rely on outside financing to fund their operations; dependence on our key personnel; our ability to identify or complete acquisitions; our ability to attract and retain skilled workers; some of our equipment and several types of materials used in providing our services are available from a limited number of suppliers; whether outside financing is available or favorable to us; increasing expectations from customers, investors and other stakeholders regarding our environmental, social and governance practices; our compliance with regulations and environmental laws; possible declines in the price of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services; the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, which could impact drilling activity; adverse weather conditions in oil or gas producing regions, including the Gulf of America; competition in the oil and gas industry, especially in pressure pumping, and adverse impacts from the industry being oversupplied; limits to the Company’s ability to implement price increases; the potential impact of possible future regulations on hydraulic fracturing on our business; risks of international operations; reliance on large customers; our operations rely on digital systems and processes that are subject to cyber-attacks or other threats; and our cash and cash equivalents are held at multiple financial institutions, many of which hold funds in excess of amounts insured by the FDIC; the potential for tariffs to increase our costs of materials and reduce our profitability, and capital expenditures are determined based on current expectations for our business, as a result, the occurrence of any of the foregoing or changes in our business model or expectations may cause us to materially increase or decrease our capital spending plans. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, at Item 1A. Risk Factors, and in this Quarterly Report on Form 10-Q. Except as required by law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility and the Pintail Seller Note. As of September 30, 2026, there were no outstanding interest-bearing advances on our credit facility, which provides for interest at a floating rate.

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

As of the end of the period covered by this report, September 30, 2026 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

RPC, INC. AND SUBSIDIARIES

Changes in internal control over financial reporting – During the quarter ended September 30, 2026, the Company continued to implement and enhance internal controls related to the integration of Pintail Alternative Energy LLC, to further standardize its financial reporting processes and related controls. There were no other changes in the Company’s internal control over financial reporting during the third quarter of 2026 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the nine months ended September 30, 2026, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

As previously reported, on September 3, 2026, the Human Capital Management and Compensation Committee (the “HCM Committee”) of the Board of Directors (the “Board”) of RPC, Inc. approved certain adjustments to the compensation arrangements of Ben M. Palmer, the Company’s President and Chief Executive Officer, and Michael L. Schmit, the Company’s Vice President, Chief Financial Officer, Treasurer and Corporate Secretary. For further information, see the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2026. During the fourth quarter, based upon the recommendation of the HCM Committee, the Board approved certain adjustments to the compensation arrangements of the Company’s non-employee directors. Following the adjustments, the annual cash retainer was increased to $85,000, and the annual equity retainer was increased to a value of $145,000. The additional annual fees for service as Lead Director, Non-Executive Chair, Committee Member or Committee Chair following adjustment are as follows (with Committee Chair retainers including the applicable retainer for Committee Membership): Audit Committee Member, $10,000; Audit Committee Chair, $20,000; HCM Committee Member, $7,500; HCM Committee Chair, $15,000; Nominating & Corporate Governance Committee (“NCG Committee”) Member, $5,000; NCG Committee Chair, $10,000; Lead Director, $20,000; Non-Executive Chair, $100,000. The changes were implemented on a pro rata basis with an effective date retroactive to the date of the Marine Products Merger.

RPC, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1(a) 2.1(b)

Membership Interest Purchase Agreement dated April 1, 2025 (portions of this Exhibit have been omitted) (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8‑K filed on April 7, 2025).

Amendment To Membership Interest Purchase Agreement dated March 27, 2026 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 8, 2026).

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

RPC, INC.

/s/ Ben M. Palmer
Date: October 29, 2026	Ben M. Palmer
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael L. Schmit
Date: October 29, 2026	Michael L. Schmit
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)